Form 10-Q
period 2026-06-30
Galata Acquisition Corp. II
filed 2026-08-13
CIK 2076427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 12, 2026, there were 17,250,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

GALATA ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from June 20, 2025 (Inception) Through June 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2026 and for the Period from June 20, 2025 (Inception) Through June 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from June 20, 2025 (Inception) Through June 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4.	Controls and Procedures.	24

PART II – OTHER INFORMATION		25

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3.	Defaults Upon Senior Securities.	26

Item 4.	Mine Safety Disclosures.	26

Item 5.	Other Information.	26

Item 6.	Exhibits.	27

SIGNATURES		28

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC) on March 27, 2026;

●	“2025 Q3 Quarterly Report” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, as filed with the SEC on November 13, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated September 18, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“BTIG” are to BTIG LLC, the sole-book running manager and representative of the Underwriters (as defined below);

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to September 22, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Galata Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of up to $6,037,500 to which BTIG is entitled, which is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on September 22, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on June 30, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on August 26, 2025, as amended, and declared effective on September 18, 2025 (File No. 333-289853);

●	“Letter Agreement” are to the Letter Agreement, dated September 18, 2025, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,250,000 Units (as defined below) that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement, which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated September 18, 2025, which we entered into with our Sponsor and (ii) the Private Placement Warrants Purchase Agreement, dated September 18, 2025, which we entered into with BTIG, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants included as part of the Units (whether they were subscribed for in our Initial Public Offering or thereafter in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated September 18, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Galata Acquisition Sponsor II, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $172,500,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, September 18, 2025, which we entered into with BTIG, as representative of the several Underwriters;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GALATA ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets
Cash	$656,117	$954,585
Prepaid expenses	47,642	29,343
Prepaid insurance	70,281	70,281
Total current assets	774,040	1,054,209
Long-term prepaid insurance	15,423	50,564
Investments held in Trust Account	177,405,965	174,316,692
Total Assets	$178,195,428	$175,421,465

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$10,644	$9,380
Accrued offering costs	75,000	75,000
Total current liabilities	85,644	84,380
Deferred Fee	6,037,500	6,037,500
Total Liabilities	6,123,144	6,121,880

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.28 and $10.11 per share as of June 30, 2026 and December 31, 2025, respectively	177,405,965	174,316,692

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (1)	575	575
Additional paid-in capital	—	—
Accumulated deficit	(5,334,256)	(5,017,682)
Total Shareholders’ Deficit	(5,333,681)	(5,017,107)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$178,195,428	$175,421,465

(1)	On September 22, 2025, the Underwriters exercised the Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALATA ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from June 20, 2025 (Inception) Through June 30, 2025
General and administrative fees	$156,976	$316,574	$25,095
Loss from Operations	(156,976)	(316,574)	(25,095)

Other income:
Interest earned on investments held in Trust Account	1,556,518	3,089,273	—

Net income (loss)	$1,399,542	$2,772,699	$(25,095)

Basic and diluted weighted average shares outstanding, redeemable Class A Ordinary Shares	17,250,000	17,250,000	—
Basic and diluted net income per share, redeemable Class A Ordinary Shares	$0.06	$0.12	$—
Basic and diluted weighted average shares outstanding, non-redeemable Class B Ordinary Shares (1)	5,750,000	5,750,000	5,000,000
Basic and diluted net income (loss) per share, non-redeemable Class B Ordinary Shares	$0.06	$0.12	$(0.01)

(1)	For the period from June 20, 2025 (inception) through June 30, 2025, excludes up to 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALATA ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	—	$—	5,750,000	$575	$—	$(5,017,682)	$(5,017,107)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,532,755)	(1,532,755)

Net income	—	—	—	—	—	1,373,157	1,373,157

Balance – March 31, 2026 (unaudited)	—	—	5,750,000	575	—	(5,177,280)	(5,176,705)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,556,518)	(1,556,518)

Net income	—	—	—	—	—	1,399,542	1,399,542

Balance – June 30, 2026 (unaudited)	—	$—	5,750,000	$575	$—	$(5,334,256)	$(5,333,681)

FOR THE PERIOD FROM JUNE 20, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – June 20, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B Ordinary Shares issued to Sponsor (1)			5,750,000	575	24,425		25,000

Net loss	—	—	—	—	—	(25,095)	(25,095)

Balance – June 30, 2025	—	$—	5,750,000	$575	$24,425	$(25,095)	$(95)

(1)	For the period from June 20, 2025 (inception) through June 30, 2025, includes up to 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALATA ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2026	For the Period from June 20, 2025 (Inception) Through June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$2,772,699	$(25,095)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of general and administrative costs through IPO Promissory Note – related party	—	10,420
Interest earned on investments held in Trust Account	(3,089,273)	—
Changes in operating assets and liabilities:
Prepaid expenses	(18,299)	—
Long-term prepaid insurance	35,141	—
Accounts payable and accrued expenses	1,264	14,675
Net cash used in operating activities	(298,468)	—

Net Change in Cash	(298,468)	—
Cash – Beginning of period	954,585	—
Cash – End of period	$656,117	$—

Noncash investing and financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Deferred offering costs paid through IPO Promissory Note – related party	$—	$37,525

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Galata Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on June 20, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of June 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target. Although the Company currently intends to focus on target businesses in the energy, financial technology (fintech), real estate, and technology sectors, the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 20, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Galata Acquisition Sponsor II, LLC (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 26, 2025 (File No. 333-289853), was declared effective on September 18, 2025 (as amended, the “IPO Registration Statement”). On September 22, 2025, the Company consummated the initial public offering of 17,250,000 units (the “Units”), which includes the full exercise by the several underwriters of the Initial Public Offering (collectively, the “Underwriters”) of their Over-Allotment Option (as defined in Note 6) in the amount of 2,250,000 Units (the “Option Units”), at $10.00 per Unit, generating gross proceeds to the Company of $172,500,000 (the “Initial Public Offering”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”) and one-third of one redeemable warrant (each, a “Public Warrant”).

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

JUNE 30, 2026

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was valued at $10.28 per Public Share as of June 30, 2026.

The Public Shares (as defined in Note 5) subject to possible redemption were recorded at a redemption value and were classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

JUNE 30, 2026

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had cash of $656,117 and working capital surplus of $688,396. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such Working Capital Loans at that time. Up to $1,500,000 of such Working Capital Loans may be converted into warrants upon consummation of the Business Combination at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial business combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial business combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 22, 2027. Notwithstanding Management’s belief that the Company would have sufficient funds to execute its business strategy, there can be no assurance that the Company’s plans to raise capital or to consummate an initial business combination will be successful by the end of the Combination Period.

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Annual Report on Form 10-K, as filed with the SEC on March 27, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amount of revenues and expenses during the reported period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $656,117 and $954,585 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A Ordinary Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(1,834,250)
Public Shares issuance costs	(9,936,531)
Plus:
Accretion of carrying value to redemption value	13,587,473
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$174,316,692
Plus:
Accretion of carrying value to redemption value	3,089,273
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$177,405,965

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management has determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income (loss) per Ordinary Share (as defined in Note 5) is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from net income (loss) per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of the Ordinary Shares for the three and six months ended June 30, 2026 and for the period from June 20, 2025 (inception) through June 30, 2025, was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 11, Class A Ordinary Shares in the aggregate. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per Ordinary Share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026		For the Period from June 20, 2025 (Inception) Through June 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B (1)
Basic and diluted net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss)	$1,049,657	$349,885	$2,079,524	$693,175	$—	$(25,095)

Denominator:	17,250,000	5,750,000	17,250,000	5,750,000	—	5,000,000
Basic and diluted weighted average Ordinary Shares outstanding	$0.06	$0.06	$0.12	$0.12	$—	$(0.01)

(1)	For the period from June 20, 2025 (inception) through June 30, 2025, excludes up to 750,000 Class B ordinary shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the underwriters (see Note 7).

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Share-Based Compensation

The Company accounts for share-based compensations awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,”. Share-based compensation expense is measured based on the grant-date fair value of the award and recognized over the requisite service period, if any. For awards subject to a performance condition, including the consummation of a Business Combination, compensation expense is not recognized until the performance condition is considered probable of occurrence. Once the performance condition becomes probable, compensation expense is recognized in an amount equal to the value of the awards expected to vest. The Company reassesses forfeitures and the probability of achieving performance conditions at each reporting date and records adjustments as necessary. Previously recognized compensation expense is reversed for awards that are forfeited or for which the applicable service or performance conditions are not satisfied.

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

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG purchased an aggregate of 5,300,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $5,300,000 in the aggregate, in the Private Placement. Of those 5,300,000 Private Placement Warrants, the Sponsor purchased 3,575,000 Private Placement Warrants and BTIG purchased 1,725,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 30, 2025, the Company issued an aggregate of 5,750,000 Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”) to the Sponsor (such shares, collectively, the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.004 per share) from the Sponsor to cover certain expenses on behalf of the Company. Up to 750,000 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. On September 22, 2025, the Underwriters exercised the Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, such 750,000 Founder Shares are no longer subject to forfeiture.

On September 17, 2025, the Sponsor granted membership interests equivalent to an aggregate of 60,000 Founder Shares to the three independent directors of the Company (20,000 each) in exchange for their services as independent directors through the initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 60,000 Founder Shares represented by such membership interests assigned to the holders of such interests on September 17, 2025 was $155,700 or $2.595 per share. The Company established the initial fair value Founder Shares on September 17, 2025, the grant date, using a calculation prepared by a third party valuation team which takes into consideration the underlying share price of $9.90 and a market adjustment of 26.2%. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of June 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Administrative Services Agreement

Pursuant to the Administrative Services Agreement, dated September 18, 2025, by and between the Company and the Sponsor (the “Administrative Services Agreement”), commencing on September 18, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support services. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $60,000, respectively, in fees for these services pursuant to the Administrative Services Agreement, of which $4,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets. For the period from June 20, 2025 (inception) through June 30, 2025, the Company did not incur fees for these services pursuant to the Administrative Services Agreement.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company intends to repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Except as set forth above, the terms of such Working Capital Loans have not been determined and no written agreements exist with such Working Capital Loans. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Registration Rights

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants and the Class A Ordinary Shares underlying the warrants contained in such Private Placement Warrants and (iii) warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register for resale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated September 18, 2025, which the Company entered into with the holders thereto. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding anything to the contrary, BTIG may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, BTIG may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001. As of June 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding 17,250,000 shares subject to possible redemption.

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Class B Ordinary Shares

The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares at par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B Ordinary Shares issued and outstanding.

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

Holders of record of the Ordinary Shares are entitled to one vote for each Ordinary Share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting (a “Special Resolution”), and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares have the right to vote on (i) the appointment and removal of directors and (ii) continuing the Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a Special Resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants

As of June 30, 2026 and December 31, 2025, there were 11,050,000 Warrants outstanding, including 5,750,000 Public Warrants and 5,300,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$177,405,965	$174,316,692

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

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 9. SEGMENT INFORMATION

ASC 280 establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by a company’s CODM, or group, in deciding how to allocate resources and assess performance.

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

	June 30, 2026	December 31, 2025
Cash	$656,117	$954,585
Investments held in Trust Account	$177,405,965	$174,316,692

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from June 20, 2025 (Inception) Through June 30, 2025
General and administrative fees	$156,976	$316,574	$25,095
Interest earned on investments held in Trust Account	$1,556,518	$3,089,273	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 20, 2025 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,399,542, which consists of interest income on investments held in the Trust Account of $1,556,518 partially offset by general and administrative fees of $156,976.

For the six months ended June 30, 2026, we had a net income of $2,772,699, which consists of interest income on investments held in the Trust Account of $3,089,273 partially offset by general and administrative fees of $316,574.

For the period from June 20, 2025 (inception) through June 30, 2025, we had a net loss of $25,095, which consists solely of general and administrative fees.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through June 30, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $172,500,000 was initially placed in the Trust Account. We incurred costs of $10,060,403, consisting of $3,450,000 of cash underwriting fee, the Deferred Fee of $6,037,500 and $572,903 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $298,468. Net income of $2,772,699 was affected by interest earned on investments held in Trust Account of $3,089,273. Changes in operating assets and liabilities provided $18,106 of cash for operating activities.

For the period from June 20, 2025 (inception) through June 30, 2025, cash used in operating activities was $0. Net loss of $25,095 was affected by payment of general and administrative costs through IPO Promissory Note – related party of $10,420. Changes in operating assets and liabilities provided $14,675 of cash for operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $177,405,965 (including $4,905,965 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2026, we had cash held outside of the Trust Account of $656,117. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026, we did not have any borrowings under any Working Capital Loans.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this report under Item 1. “Financial Statements” are issued as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, management has determined that if we are unable to complete an initial business combination by the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Our management plans to consummate an initial business combination prior to the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 22, 2027. We cannot assure our shareholders that our plans to raise capital or to consummate an initial business combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on September 18, 2025, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, we incurred $30,000 and $60,000, respectively, in fees for these services, of which $4,000 is included in accrued expenses in the condensed balance sheets of the unaudited condensed financial statements included in this Report under Item 1. “Financial Statements”. For the period from June 20, 2025 (inception) through June 30, 2025, the Company did not incur fees for these services pursuant to the Administrative Services Agreement.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) six months after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property, (y) the Private Placement Warrants shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination and (z) any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants were subject to transfer restriction for 180 days following the filing of the prospectus for the Initial Public Offering.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 5,300,000 Private Placement Warrants to the Sponsor and BTIG in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $5,300,000. Of those 5,300,000 Private Placement Warrants, the Sponsor purchased 3,575,000 Private Placement Warrants and BTIG purchased 1,725,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and the Private Placement, see Part II, Item 2 of our 2025 Q3 Form 10-Q.There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 12, 2026	GALATA ACQUISITION CORP. II

	By:	/s/ Craig Perry
	Name:	Craig Perry
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2026	By:	/s/ Powers Spencer
	Name:	Powers Spencer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)