Form 10-Q
period 2026-09-30
Galata Acquisition Corp. II
filed 2026-11-12
CIK 2076427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 10, 2026, there were 17,250,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

GALATA ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026, and for the Period from June 20, 2025 (Inception) Through September 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026, and for the Period from June 20, 2025 (Inception) Through September 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from June 20, 2025 (Inception) Through September 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	26

PART II – OTHER INFORMATION		27

Item 1.	Legal Proceedings.	27

Item 1A.	Risk Factors.	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities.	28

Item 4.	Mine Safety Disclosures.	28

Item 5.	Other Information.	28

Item 6.	Exhibits.	29

SIGNATURES		30

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 27, 2026;

●	“2025 Q3 Quarterly Report” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, as filed with the SEC on November 13, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated September 18, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“BTIG” are to BTIG LLC, the sole-book running manager and representative of the Underwriters (as defined below);

●	“Board of Directors” or “Board” are to our board of directors.

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to September 22, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Galata Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of up to $6,037,500 to which BTIG is entitled, which is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on September 22, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on June 30, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on August 26, 2025, as amended, and declared effective on September 18, 2025 (File No. 333-289853);

●	“Letter Agreement” are to the Letter Agreement, dated September 18, 2025, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,250,000 Units (as defined below) that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement, which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated September 18, 2025, which we entered into with our Sponsor and (ii) the Private Placement Warrants Purchase Agreement, dated September 18, 2025, which we entered into with BTIG, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants included as part of the Units (whether they were subscribed for in our Initial Public Offering or thereafter in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated September 18, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Galata Acquisition Sponsor II, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $172,500,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated September 18, 2025, which we entered into with BTIG, as representative of the several Underwriters;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Units” are to the units sold in our Initial Public Offering, with each Unit consisting of one Public Share and one-third of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GALATA ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets
Cash	$595,152	$954,585
Prepaid expenses	24,017	29,343
Prepaid insurance	68,134	70,281
Total current assets	687,303	1,054,209
Long-term prepaid insurance	—	50,564
Investments held in Trust Account	179,026,991	174,316,692
Total Assets	$179,714,294	$175,421,465

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$10,644	$9,380
Accrued offering costs	75,000	75,000
Total current liabilities	85,644	84,380
Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	6,123,144	6,121,880

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.38 and $10.11 per share as of September 30, 2026 and December 31, 2025, respectively	179,026,991	174,316,692

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(5,436,416)	(5,017,682)
Total Shareholders’ Deficit	(5,435,841)	(5,017,107)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$179,714,294	$175,421,465

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALATA ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from June 20, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
General and administrative fees	$102,160	$107,577	$418,734	$132,672
Loss from Operations	(102,160)	(107,577)	(418,734)	(132,672)

Other income:
Interest earned on investments held in Trust Account	1,621,026	151,164	4,710,299	151,164

Net income	$1,518,866	$43,587	$4,291,565	$18,492

Basic and diluted weighted average shares outstanding, redeemable Class A Ordinary Shares	17,250,000	1,516,484	17,250,000	1,352,941
Basic and diluted net income per share, redeemable Class A Ordinary Shares	$0.07	$0.01	$0.19	$0.00
Basic weighted average shares outstanding, non-redeemable Class B Ordinary Shares (1)	5,750,000	5,065,934	5,750,000	5,058,824
Basic net income per share, non-redeemable Class B Ordinary Shares	$0.07	$0.01	$0.19	$0.00
Diluted weighted average shares outstanding, non-redeemable Class B Ordinary Shares (1)	5,750,000	5,750,000	5,750,000	5,676,471
Diluted net income per share, non-redeemable Class B Ordinary Shares	$0.07	$0.01	$0.19	$0.00

(1)	For the three months ended September 30, 2025 and for the period from June 20, 2025 (inception) through September 30, 2025, basic weighted average shares outstanding exclude 750,000 Class B Ordinary Shares that were subject to forfeiture until September 22, 2025, when the Underwriters exercised the Over-Allotment Option in full (see Note 5). Diluted weighted average shares outstanding include such shares as of July 1, 2025, the beginning of the interim period in which the forfeiture contingency was resolved.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALATA ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	—	$—	5,750,000	$575	$—	$(5,017,682)	$(5,017,107)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,532,755)	(1,532,755)

Net income	—	—	—	—	—	1,373,157	1,373,157

Balance – March 31, 2026 (unaudited)	—	—	5,750,000	575	—	(5,177,280)	(5,176,705)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,556,518)	(1,556,518)

Net income	—	—	—	—	—	1,399,542	1,399,542

Balance – June 30, 2026 (unaudited)	—	—	5,750,000	575	—	(5,334,256)	(5,333,681)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,621,026)	(1,621,026)

Net income	—	—	—	—	—	1,518,866	1,518,866

Balance – September 30, 2026 (unaudited)	—	$—	5,750,000	$575	$—	$(5,436,416)	$(5,435,841)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM JUNE 20, 2025 (INCEPTION)
THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 20, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B Ordinary Shares issued to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(25,095)	(25,095)

Balance – June 30, 2025 (unaudited)	—	—	5,750,000	575	24,425	(25,095)	(95)

Sale of 5,300,000 Private Placement Warrants	—	—	—	—	5,300,000	—	5,300,000

Fair value of Public Warrants at issuance	—	—	—	—	1,834,250	—	1,834,250

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(123,872)	—	(123,872)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(7,034,803)	(4,887,142)	(11,921,945)

Net income	—	—	—	—	—	43,587	43,587

Balance – September 30, 2025 (unaudited)	—	$—	5,750,000	$575	$—	$(4,868,650)	$(4,868,075)

(1)	Included up to 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On September 22, 2025, the Underwriters exercised the Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALATA ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2026	For the Period from June 20, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income	$4,291,565	$18,492
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	—	14,675
Payment of general and administrative costs through IPO Promissory Note – related party	—	42,178
Interest earned on investments held in Trust Account	(4,710,299)	(151,164)
Changes in operating assets and liabilities:
Prepaid expenses	5,326	(21,313)
Prepaid insurance	2,147	(70,281)
Long-term prepaid insurance	50,564	(68,134)
Accounts payable and accrued expenses	1,264	13,431
Net cash used in operating activities	(359,433)	(222,116)

Cash Flows from Investing Activities:	—
Investment of cash into Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Placements Warrants	—	5,300,000
Repayment of IPO Promissory Note - related party	—	(202,680)
Payment of offering costs	—	(327,076)
Net cash provided by financing activities	—	173,820,244

Net Change in Cash	(359,433)	1,098,128
Cash – Beginning of period	954,585	—
Cash – End of period	$595,152	$1,098,128

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$337,076
Offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$10,325
Deferred offering costs paid through IPO Promissory Note - related party	$—	$160,502
Deferred underwriting fee payable	$—	$6,037,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Galata Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on June 20, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of September 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target. Although the Company currently intends to focus on target businesses in the energy, financial technology (fintech), real estate, and technology sectors, the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from June 20, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $10,060,403, consisting of $3,450,000 of cash underwriting fees, a Deferred Fee (as defined in Note 6) of $6,037,500, and $572,903 of other offering costs.

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

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of Deferred Fee held and taxes payable, if any, on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was valued at $10.38 per Public Share as of September 30, 2026.

The Public Shares subject to possible redemption were recorded at a redemption value and were classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The Sponsor, and the Company’s officers and directors have entered into a letter agreement with the Company, dated September 18, 2025 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and Public Shares in with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had cash of $595,152 and working capital surplus of $601,659. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such Working Capital Loans at that time. Up to $1,500,000 of such Working Capital Loans may be converted into warrants upon consummation of the Business Combination at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period and may obtain additional financing, including Working Capital Loans from the Sponsor or its affiliates, to fund its working capital needs. However, there can be no assurance that the Company’s plans to raise capital or consummate an initial Business Combination will be successful by the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 22, 2027.

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Annual Report on Form 10-K, as filed with the SEC on March 27, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $595,152 and $954,585 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A Ordinary Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(1,834,250)
Public Shares issuance costs	(9,936,531)
Plus:
Accretion of carrying value to redemption value	13,587,473
Class A Ordinary Shares subject to possible redemption, December 31, 2025	174,316,692
Plus:
Accretion of carrying value to redemption value	4,710,299
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$179,026,991

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management has determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per Ordinary Share (as defined in Note 5) is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from net income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted net income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of the Ordinary Shares for the three and nine months ended September 30, 2026 and for the period from June 20, 2025 (inception) through September 30, 2025, was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 11,050,000 Class A Ordinary Shares in the aggregate. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the three and nine months ended September 30, 2026. For the three months ended September 30, 2025 and for the period from June 20, 2025 (inception) through September 30, 2025, diluted weighted average non-redeemable Class B Ordinary Shares include the 750,000 Class B Ordinary Shares that were subject to forfeiture as of the beginning of the interim period in which the contingency was resolved (the Over-Allotment Option was exercised in full on September 22, 2025), which changed the allocation of net income between the redeemable Class A Ordinary Shares and the non-redeemable Class B Ordinary Shares but did not change the per share amounts presented.

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The following tables reflect the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period from June 20, 2025 (Inception) Through September 30,
	2026		2025		2026		2025
	Redeemable Class A	Non- redeemable Class B	Redeemable Class A	Non- redeemable Class B	Redeemable Class A	Non- redeemable Class B	Redeemable Class A	Non- redeemable Class B
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$1,139,150	$379,716	$10,042	$33,545	$3,218,674	$1,072,891	$3,902	$14,590

Denominator:
Basic weighted average Ordinary Shares outstanding(1)	17,250,000	5,750,000	1,516,484	5,065,934	17,250,000	5,750,000	1,352,941	5,058,824
Basic net income per Ordinary Share	$0.07	$0.07	$0.01	$0.01	$0.19	$0.19	$0.00	$0.00

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period from June 20, 2025 (Inception) Through September 30,
	2026		2025		2026		2025
	Redeemable Class A	Non- redeemable Class B	Redeemable Class A	Non- redeemable Class B	Redeemable Class A	Non- redeemable Class B	Redeemable Class A	Non- redeemable Class B
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$1,139,150	$379,716	$9,096	$34,491	$3,218,674	$1,072,891	$3,559	$14,933

Denominator:
Diluted weighted average Ordinary Shares outstanding(1)	17,250,000	5,750,000	1,516,484	5,750,000	17,250,000	5,750,000	1,352,941	5,676,471
Diluted net income per Ordinary Share	$0.07	$0.07	$0.01	$0.01	$0.19	$0.19	$0.00	$0.00

(1)	For the three months ended September 30, 2025 and for the period from June 20, 2025 (inception) through September 30, 2025, basic weighted average shares outstanding exclude 750,000 Class B Ordinary Shares that were subject to forfeiture until September 22, 2025, when the Underwriters exercised the Over-Allotment Option in full (see Note 5). Diluted weighted average shares outstanding include such shares as of July 1, 2025, the beginning of the interim period in which the forfeiture contingency was resolved.

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Share-Based Compensation

The Company accounts for share-based compensation awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation”. Share-based compensation expense is measured based on the grant-date fair value of the award and recognized over the requisite service period, if any. For awards subject to a performance condition, including the consummation of a Business Combination, compensation expense is not recognized until the performance condition is considered probable of occurrence. Once the performance condition becomes probable, compensation expense is recognized in an amount equal to the value of the awards expected to vest. The Company reassesses forfeitures and the probability of achieving performance conditions at each reporting date and records adjustments as necessary. Previously recognized compensation expense is reversed for awards that are forfeited or for which the applicable service or performance conditions are not satisfied.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting” (“ASC 280”), in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on June 20, 2025, date of incorporation.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, and for all other entities for annual periods beginning after December 15, 2025. As an emerging growth company that has elected the extended transition period, the Company will adopt ASU 2023-09 for the annual period ending December 31, 2026. Because the Company is not currently subject to income taxes, Management does not expect the adoption of ASU 2023-09 to have a material impact on its financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses,” as clarified by ASU No. 2025-01 (together, “ASU 2024-03”). ASU 2024-03 requires disaggregated disclosure, in the notes to the financial statements, of certain expense captions presented on the face of the statement of operations. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. Management is evaluating ASU 2024-03 and expects its impact to be limited to disclosure.

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

SEPTEMBER 30, 2026

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

The Sponsor and the Company’s officers and directors have entered into the Letter Agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

On September 17, 2025, the Sponsor granted membership interests equivalent to an aggregate of 60,000 Founder Shares to the three independent directors of the Company (20,000 each) in exchange for their services as independent directors through the initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 60,000 Founder Shares represented by such membership interests assigned to the holders of such interests on September 17, 2025 was $155,700 or $2.595 per share. The Company established the initial fair value Founder Shares on September 17, 2025, the grant date, using a calculation prepared by a third party valuation team which takes into consideration the underlying share price of $9.90 and a market adjustment of 26.2%. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of September 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Administrative Services Agreement

Pursuant to the Administrative Services Agreement, dated September 18, 2025, by and between the Company and the Sponsor (the “Administrative Services Agreement”), commencing on September 18, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support services. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000, respectively, in fees for these services pursuant to the Administrative Services Agreement, of which $4,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets as of each of September 30, 2026 and December 31, 2025. For the three months ended September 30, 2025 and for the period from June 20, 2025 (inception) through September 30, 2025, the Company incurred $4,000 and $4,000, respectively, in fees for these services pursuant to the Administrative Services Agreement.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company intends to repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Except as set forth above, the terms of such Working Capital Loans have not been determined and no written agreements exist with such Working Capital Loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

SEPTEMBER 30, 2026

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001. As of September 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding 17,250,000 shares subject to possible redemption.

GALATA ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Class B Ordinary Shares

The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares at par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 5,750,000 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, approximately 25% of the sum of (i) the total number of all Class A Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

Warrants

As of September 30, 2026 and December 31, 2025, there were 11,050,000 Warrants outstanding, including 5,750,000 Public Warrants and 5,300,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$179,026,991	$174,316,692

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

SEPTEMBER 30, 2026

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

	September 30, 2026	December 31, 2025
Cash	$595,152	$954,585
Investments held in Trust Account	$179,026,991	$174,316,692

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from June 20, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
General and administrative fees	$102,160	$107,577	$418,734	$132,672
Interest earned on investments held in Trust Account	$1,621,026	$151,164	$4,710,299	$151,164

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 20, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,518,866, which consists of interest income on investments held in the Trust Account of $1,621,026 partially offset by general and administrative fees of $102,160.

For the three months ended September 30, 2025, we had a net income of $43,587, which consists of interest income on investments securities held in the Trust Account of $151,164, partially offset by general and administrative fees of $107,577.

For the nine months ended September 30, 2026, we had a net income of $4,291,565, which consists of interest income on investments held in the Trust Account of $4,710,299 partially offset by general and administrative fees of $418,734.

For the period from June 20, 2025 (inception) through September 30, 2025, we had a net income of $18,492, which consists of interest income on investments held in the Trust Account of $151,164, partially offset by general and administrative fees of $132,672.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through September 30, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $172,500,000 was initially placed in the Trust Account. We incurred costs of $10,060,403, consisting of $3,450,000 of cash underwriting fee, the Deferred Fee of $6,037,500 and $572,903 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $359,433. Net income of $4,291,565 was affected by interest earned on investments held in Trust Account of $4,710,299. Changes in operating assets and liabilities provided $59,301 of cash for operating activities.

For the period from June 20, 2025 (inception) through September 30, 2025, cash used in operating activities was $222,116. Net income of $18,492 was affected by formation costs paid by the Sponsor in exchange for the issuance of the Founder Shares of $14,675, payment of general and administrative costs through the IPO Promissory Note of $42,178 and interest earned on marketable securities held in Trust Account of $151,164. Changes in operating assets and liabilities used $146,297 of cash for operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $179,026,991 (including $6,526,991 of interest income) consisting of money market funds, which are invested primarily in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash held outside of the Trust Account of $595,152. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

We may need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” are issued as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination by the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Our Management plans to consummate an initial Business Combination prior to the Combination Period and may obtain additional financing, including Working Capital Loans from the Sponsor or its affiliates, to fund its working capital needs. However, there can be no assurance that our plans to raise capital or consummate an initial Business Combination will be successful by the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 22, 2027.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on September 18, 2025, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000, respectively, in fees for these services pursuant to the Administrative Services Agreement, of which $4,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets as of each of September 30, 2026 and December 31, 2025. For the three months ended September 30, 2025 and for the period from June 20, 2025 (inception) through September 30, 2025, the Company incurred $4,000 and $4,000, respectively, in fees for these services pursuant to the Administrative Services Agreement.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting” (“ASC 280”). in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 on June 20, 2025, the date of our incorporation.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, and for all other entities for annual periods beginning after December 15, 2025. As an emerging growth company that has elected the extended transition period, we will adopt ASU 2023-09 for the annual period ending December 31, 2026. Because we are not currently subject to income taxes, our Management does not expect the adoption of ASU 2023-09 to have a material impact on our financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses,” as clarified by ASU No. 2025-01 (together, “ASU 2024-03”). ASU 2024-03 requires disaggregated disclosure, in the notes to the financial statements, of certain expense captions presented on the face of the statement of operations. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. Our Management is evaluating ASU 2024-03 and expects its impact to be limited to disclosure. Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Q3 Quarterly Report and (iii) 2025 Annual Report. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 5,300,000 Private Placement Warrants to the Sponsor and BTIG in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $5,300,000. Of those 5,300,000 Private Placement Warrants, the Sponsor purchased 3,575,000 Private Placement Warrants and BTIG purchased 1,725,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and the Private Placement, see Part II, Item 2 of the 2025 Q3 Quarterly Report. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the 2025 Annual Report.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 10, 2026	GALATA ACQUISITION CORP. II

	By:	/s/ Craig Perry
	Name:	Craig Perry
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2026	By:	/s/ Powers Spencer
	Name:	Powers Spencer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)